Form 10-Q
period 2014-09-30
MP Ventures Inc
filed 2015-01-22
CIK 1618930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

Commission file number 333-198720

MP VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

310 Olive St. Long Beach, NY 11561

(Address of principal executive offices, including zip code.)

(516) 247-1917

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES  ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of December 30, 2014.

ITEM 1. FINANCIAL STATEMENTS

MP VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

September 30, 2014

Assets
Current assets
Cash and cash equivalents	$8,350
Accounts receivable	0
Total Current assets	8,350
Total Assets	$8,350
Liabilities and Equity

Current liabilities
Accrued Expenses	$7,038
Total Current Liabilities	7,038

Commitments and Contingencies - Note 6
REALCO INTERNATIONAL, INC. Shareholders' Equity
Common Stock, $0.0001 par value; 75,000,000 shares authorized at
9/30/14, 5,000,000 issued and outstanding 9/30/2014.
Common Stock	500
Contributed capital in excess of par	1,000
Accumulated deficit	(188)
Total Equity	1,312
Total Liabilities and Equity	$8,350

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2014	For the period April 14, 2014 (Inception)to September 30, 2014

Revenues	$6,000	$8,000

Operating Expenses	362	8,188

Net Income(Loss) from Operations	5,638	(188)

Other Income(Expenses)
Interest Expense	0	0

Net Income(Loss) from Operations
Before Income Taxes	5,638	(188)

Tax Expense	0	0

Net Income(Loss)	$5,638	$(188)

Basic and Diluted Loss Per Share	0.001

Weighted average number
of shares outstanding	5,000,000

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the Three Months Ended September 30, 2014	For the period April 14, 2014 (Inception)to September 30, 2014

Cash flows from operating activities:
Net income (loss)	$5,638	$(188)

(Increase)decrease in accounts receivable	2,000	0
Increase(decrease) in accrued expenses	(750)	7,038
Net cash used in operating activities	6,888	6,850

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Sale of common stock	0	1,500
Net cash provided(used) by financing activities	0	1,500

Increase in cash and equivalents	6,888	8,350

Cash and cash equivalents at beginning of period	1,462	0

Cash and cash equivalents at end of period	$8,350	$8,350

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - CONTINUED

	For the Three Months Ended September 30, 2014	For the period April 14, 2014 (Inception)to September 30, 2014
		(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

"The accompanying notes are an integral part of these financial statements"

Note 1.     Organization, History and Business

MP Ventures, Inc. (“the Company”) was incorporated in Nevada on April 14, 2014.

The Company was established for the purpose of property management and consulting services.

Note 2.     Summary of Significant Accounting Policies

Revenue Recognition

Revenue is derived from sales of products to distributors and consumers. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts and terms are recorded by contract.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Stock Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and

Note 2.     Summary of Significant Accounting Policies (continued)

warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

During the period April 14, 2014(inception) through September 30, 2014, the Company did not recognized any stock-based compensation. No options have been granted to date.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since there are no dilutive securities.

Organization and Offering Cost

The Company has a policy to expense organization and offering cost as incurred. To date for period April 14, 2014(inception) through September 30, 2014 the Company has incurred $7,789 in organization cost and offering cost.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2014.

Note 2.     Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Note 3.     Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

9/30/2014

U.S statutory rate	34%
Less valuation allowance	(34)%
Effective tax rate	0%

The significant components of deferred tax assets and liabilities are as follows:

9/30/2014
Deferred tax assets

Net operating losses	$(188)

Deferred tax liability	-
Net deferred tax assets	64
Less valuation allowance	(64)
Deferred tax asset - net valuation allowance	$-

 Note 3.     Income Taxes (Continued)

On an interim basis, the Company has a net operating loss carryover of approximately $188 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of September 30, 2014. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period April 14, 2014(inception) through September 30, 2014, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Related Party Stock Issuances:

The following stock issuances were made to officers of the company as compensation for services:

On April 14, 2014 the Company issued 5,000,000 of its authorized common stock to Mark Poretsky in exchange for $500.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of September 30, 2014 the Company had 5,000,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to MP Ventures, Inc. for the period April 14, 2014(inception) through September 30, 2014:

2014

Net Income (Loss)	$(188)

Weighted-average common shares outstanding basic:

Weighted-average common stock	5,000,000
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	5,000,000

Note 8.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of September 30, 2014 the Company had little working capital and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 9.    Subsequent Events

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Results of Operations

We are still in our development stage and have generated $8,000 in total revenues to date.

We generated revenues of $6,000 for the three month period ended September 30, 2014. Operating expenses for the same three month period were $362 all general and administrative.

Since inception we have generated $8,000 in revenues and $8,188 in operating expenses. Our operating expenses included $7,789 in expenses organization and offering cost. Additionally we incurred $7,000 in professional fees as part of that cost as well.

Liquidity and Capital Resources

We had $8,350 in cash at September 30, 2014, and there were outstanding liabilities of $7,038. The Company hopes to meet its operating expenses by raising additional funds from its S-1 filing earlier this year.

There is very little historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have only begun to generate revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-199720, at the SEC website at www.sec.gov :

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer & Chief Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer & Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MP VENTURES, INC. Registrant

Date: January 22, 2015	By:	/s/ Mark Poretsky
	Name: Title:	Mark Poretsky Chief Executive Officer, President and Treasurer