Form 10-K
period 2014-12-31
MP Ventures Inc
filed 2015-04-02
CIK 1618930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 333-198720

MP VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5398448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Olive St
Long Beach, NY	11561
(Address of principal executive offices)	(Zip Code)

(516) 247-1917 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $.00001 par value	Name of each exchange on which registered: Over-the-Counter

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .   ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes    ☐ Yes   ☒ No

As of April 2, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the non trading par value of our common stock of $0.00001 was $0.00. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of April 2, 2015 was 5,000,000.

TABLE OF CONTENTS

		Page

Part I
	Item 1. Business	4
	Item 1A. Risk Factors	7
	Item 2. Properties	13
	Item 3. Legal Proceedings	13
	Item 4. Submission of Matters to a Vote of Security Holders	13
Part II
	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 8. Financial Statements and Supplementary Data	16
	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
	Item 9A(T). Controls and Procedures
Part III
	Item 10. Directors, Executive Officers and Corporate Governance	29
	Item 11. Executive Compensation	30
	Item 12. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters.	30
	Item 13. Certain Relationships and Related Transactions, and Director Independence	30
	Item 14. Principal Accounting Fees and Services	31

Part IV
	Item 15. Exhibits, Reports on Form 8K and Financial Statement Schedules.	32

	Signatures	33

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

MP Ventures, Inc. a Nevada corporation (the Company), incorporated April 14, 2014. The Company provides property management services to the owners of distressed real estate assets, including pre-foreclosure residential real properties, real estate owned “REO” residential properties and property tax liens on residential real properties.

BUSINESS STRATEGY

The company was incorporated on May 19, 2014 in the state of Nevada. The Company’s business strategy is to provide property management and consulting services to residential and commercial real estate property owners who rent or lease their property to third party tenants.

Services

The Company is principally engaged in the business of marketing an array of property management servies including (a) Tenant management services including advertising properties for rent, showing properties to prospective tenants, conducting background checks on prospective tenants, preparing lease agreements, collecting rents, enforcing lease provisions and responding to tenant communications; (b) property management services including providing for building inspections, repairs, maintenance; and (c) real estate investment management including providing property valuations, identifying attractive distressed property acquisition opportunities and assisting with real estate closings.

Revenues

The Company will offer its services on a percentage of rents collected basis. Typically this figure is three and one-half (3.5%) percent. Any other services needed will be billed at a per contract fee, or as an hourly fee as per negotiation with the particular client.

Marketing Program & Advertising

The primary objective of the company’s marketing program will be to establish the company as a leader in providing of property management services for individuals and businesses owning rental properties. This objective will be accomplished through a comprehensive public relations approach that includes, but is not limited to the following:

- media relations;

- internet marketing

- telemarketing sales programs; and

- proactive media outreach.

The PR program will use every opportunity to garner media coverage, increase visibility, and heighten awareness of the company and the range of services that it provides. The company will be presented to property owners across the country, while we have initially focused our efforts in the New York City and Chicago, Illinois area. The goals ofthe company’s public relations program are:

- Clearly establish the registrant as a leading provider of property management services

- Differentiate the registrant in terms of cost competitiveness and its range services from perceived competitors

- Create a greater awareness of the registrant with potential customers and partners

- Identify the company as strong, trusted, and progressive through its partnerships and services

Advertising

The company plans to implement strategic advertising campaigns focused on brand name recognition. Advertising campaigns will generally focus on internet marketing and direct telephone solicitation, although other means of advertising will also be considered and implemented.

The company is implementing policies and procedures to control advertising or promotions that will be utilized in its strategic alliances. These policies and procedures are necessary to assure the proper representation of the company at all times and include the pre-approval of all advertising material and restrictions on how strategic alliances can advertise using the MP Ventures brand.

Pricing

Costs associated with the customer acquisition, retention, continued product development, overhead and management and continued servicing are budgeted individually for each projects. Contingencies are allowed for as deemed necessary. Then market pricing will be reviewed based on current competitors’ prices, along with a market survey of the satisfaction with these prices and the associated services. Management is of the opinion that the pricing of our services, will represent a savings to the customer, and yet still provide better-than-market returns on sales.

Business Growth Strategy

The company intends to provide property management to meet our clients’ needs supported by highly qualified and experienced team of professionals. The company’s strategy is to leverage broad geographic reach, long-term client relationships, and full-range and service offerings to become a larger, more robust real estate services firm. The company’s growth plan is focused on the achievement of four primary objectives:

- Expanding business from existing relationships. A principal component of our strategy is to secure property owner-clients from existing relationships. We believe that we will be able to leverage the experience of our Chief Executive Officer to attract and retain new clients.

- Growing our client base. We will continue to focus on attracting clients. We plan to develop new client relationships primarily by leveraging the significant contact networks of our management team through referrals. In addition, we believe we will attract new clients by building our brand name and reputation and through our marketing efforts, primarily internet advertising and telemarketing. We anticipate that our growth efforts will continue to focus on identifying strategic target accounts that tend to be large companies.

- Expanding geographically. We will expand geographically to meet the demand for property management services, typically in areas that have experience a high number of residential foreclosures

- Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings centered on real estate. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities, and competition.

We have developed the following business strategies to achieve these objectives:

- Hire and retain highly qualified, experienced third party associates. We believe our highly qualified, experienced third party associates will provide us with a distinct competitive advantage. Therefore, one of our priorities is to attract and retain high-caliber real estate management professionals. We believe we will attract and retain qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

- Build consultative relationships with clients. We will emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the real estate professional services experience of our associates will enable us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their needs. We will regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs. Once a project is defined, we will identify third party associates with the appropriate skills and experience to meet the client’s needs. We believe that by establishing relationships with our clients to solve their needs, we are more likely to generate new opportunities to serve them.

- Provide methods, and practices that drive tangible results. Our technology recommendations will provide an integrated approach to identifying, acquiring, and retaining customers in order to help organizations maximize the value of customer interactions and improve corporate performance. The company’s computer systems will be designed to help organizations perform and coordinate their operations across multiple communication channels (i.e. Internet, telephone, fax, e-mail, and in person) while providing their customers with a single, consistently high standard of service.

- Build Our objective is to build the MP Ventures brand as the premier provider of property management services Our primary means of building our brand is by consistently providing high quality, value-added services to our clients. In addition, we will have ongoing marketing efforts that will reinforce the MP Ventures brand.

ITEM 1A. RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

Our generating minimal revenues from operations makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

As of December 31, 2014, we have generated minimal revenues and incurred a loss of $176. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

Our auditor has indicated in its report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our auditor has indicated in its report that our lack of revenues raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

After we attempt to increase operations, we will face increasing competition from domestic and foreign companies.

The real estate industry in throughout the world is fragmented. Our ability to compete against other domestic and international enterprises will be, to a significant extent, dependent on our ability to distinguish our services from those of our competitors by differentiating our marketing approach and identifying property owners whose property is distressed – e.g., pre-foreclosure, foreclosure, REO or facing tax liens. Some of our competitors have been in business longer than we have and are more established. Our competitors may provide services comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition may result in reduced margins and loss of market share, any of which could materially adversely affect our profit margins after we commence operations and generate revenues.

Our future sales and reputation may be affected by litigation or other liability claims.

We have not procured a general liability insurance policy for our business. To the extent that we suffer a loss of a type which would normally be covered by general liability, we would incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of consumer confidence in our products.

Although we have not yet generated significant revenues, general economic conditions could reduce our revenues after we commence operations.

We have not yet generated significant revenues. General economic conditions in the world and particularly in the United States where we will market our property management services could have an impact on our business and financial results after we commence operations. The global economy in general remains uncertain. As a result, individuals and companies may delay or reduce expenditures. Weak economic conditions and/or softness in the consumer or business channels after we commence operations and generate revenues could result in lower demand for real estate and lower rental rates, resulting in lower commissions, earnings and cash flows.

If property owners do not renew a significant number of management services agreements, our business would be adversely affected.

We provide property management services to property owners pursuant to management services agreements, which generally have one-year terms.  The contracts contain automatic renewal provisions but also allow property owners to terminate the contract at any time.  If property owners do not renew a significant number of management services agreements or if we are unable to attract additional property owners, it would have a material adverse effect on our business and financial results.

The Company has limited capitalization and lack of working capital and as a result is dependent on raising funds to grow and expand its business.

Our management has concluded that there is substantial doubt about our ability to continue as a going concern.  The Company has extremely limited capitalization and is dependent on raising funds to grow and expand its businesses. The Company will endeavor to finance its need for additional working capital through debt or equity financing. Additional debt financing would be sought only in the event that equity financing failed to provide the Company necessary working capital. Debt financing may require the Company to mortgage, pledge or hypothecate its assets, and would reduce cash flow otherwise available to pay operating expenses and acquire additional assets. Debt financing would likely take the form of short-term financing provided by officers and directors of the Company, to be repaid from future equity financing. Additional equity financing is anticipated to take the form of one or more private placements to qualified investors under exemptions from the registration requirements of the 1933 Act or a subsequent public offering. There are no other current agreements or understandings with regard to the form, time or amount of any financing and there is no assurance that any financing can be obtained or that the Company can continue as a going concern.

If we are unable to successfully expand into new geographic areas, we may not be able to increase our results of operations and, as a result, the price of our common stock may decrease.

We plan to expand our business to new geographic areas outside of Chicago, Illinois. We will incur additional risks to the extent we develop operations in geographic areas in which we do not have experience or develop a different a business model in the new areas, including:

•	acquiring the necessary materials and labor in sufficient amounts and on acceptable terms,

•	adapting our business methods to different geographies and climates, and

•	reaching acceptable sales levels in such areas.

In addition, we may have difficulty attracting potential customers from areas and to a market in which we have not had significant experience.

As we increase operations, our earnings may be sensitive to fluctuations in market prices and demand for our products.

In addition, after we commence operations, the demand for real estate could decline, whether because of supply or for any other reason, including other real estate considered to be superior by end users. A increase in the selling price received for real estate, or a decline in demand for real estate after we commence operations could have a material adverse effect on our business, results of operations and financial condition as we rely in large part on business derived from real purchased for investment, not real estate purchased for the purposes of being owner-occupied.

Because we do not own nor develop any of the real estate that we will manage, after we commence operations, we will be entirely dependent on existing owners of real estate, and our sales, cash flows from operations and results of operations may be negatively affected if owners of real estate would cease offering their real estate for sale.

We currently have a limited network of owners of real estate that we intend to offer our property management services to.  Further, we currently have only one customer .We anticipate that initially we will develop relationships only with a small number of owners of real estate. We do not anticipate that we will establish long-term agreements with such parties, which will us particularly vulnerable to factors beyond our control. Events such as a decrease in demand for rental real estate could adversely impact our business, thereby lowering revenues and decreasing profit margins.

We face intense competition within our industry, and our inability to compete effectively for any reason could adversely affect our business.

The real estate property management market is highly competitive, and as such our services will face strong competition. We will compete primarily on the basis of service offering availability, customer service and price. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater marketing or financial resources than we have. These resources give our competitors greater operating flexibility that, in certain cases, may permit them to respond better or more quickly to changes in the industry or to introduce new services more quickly and with greater marketing support. Increased competition could result in lower profit margins, substantial pricing pressure, reduced market share and lower operating cash flows. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

We are dependent on our real estate services marketing and sales business line which does not permit us to spread our business risk among different business segments and, thus, a disruption in the real estate market would harm us more immediately and directly than if we were adequately diversified.

We will operate mainly in the real estate property management industry and we do not expect this to change materially in the near future. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as the demand for rental real estate. If there is a disruption as described above, our revenue and income will be reduced, and our business operations may have to be scaled back.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our founder and Chief Executive Officer Mark Poretsky. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Our management has limited experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our company.

Our founder and Chief Executive Officer Mark Poretsky is responsible for the operations and reporting of our company. The requirements of operating as a small public company are new to our management. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the costs associated with SEC requirements associated with going and staying public are estimated to be approximately $60,000 in connection with this registration statement and thereafter $75,000 annually. If we lack cash resources to cover these costs in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flow and financial condition after we commence operations.

Our Chief Executive Officer Mark Poretsky who is primarily responsible for managing our business is involved in potentially competing business ventures and will devote less than full time to our business which may impede our ability to implement our business plan.

Our founder and Chief Executive Officer Mark Poretsky is involved in other business ventures and will devote less than full time to our business. We have no other officers or employees at this time. As a result, our management may not currently be able to devote the time necessary to our business to assure successful implementation of our business plan. Further, although he intends to terminate his involvement in other business ventures when our securities become qualified for quotation on the OTC Bulletin Board, there is no guarantee that this will happen or that he will terminate these activities even if it does happen. We believe based upon assurances received from him that if it does not or they do not, that he will conduct business consistent with his fiduciary duties to us minimizing to the maximum extent possible conflicting activities.

Our earnings and margins depend in part on subcontractor and vendor performance.

We rely on other companies to provide services on our behalf. Subcontractors perform some of the services that we provide to our customers. We depend on these subcontractors to meet our contractual obligations in full compliance with customer requirements. We often rely on only one or two sources of supply that, if disrupted, could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner.

If we are unable to sign contracts with a significant number of companies to utilize our services, our business may fail.

The success of our business requires that we enter into contracts with various companies. If we are unable to conclude agreements with such institutions, or if any agreements we reach with them are not on favorable terms that allow us to generate profit, our business will fail

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of effectiveness of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see “Where You Can Find More Information” elsewhere in this prospectus).  Except during the year that our registration statement becomes effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (which we have no current plans to file).  If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.  After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act.  Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act.  However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies).  The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold.  This means that access to information regarding our business and operations will be limited.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, none of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  Indeed, we do not have any audit or compensation committee.  These functions are performed by the board of directors as a whole.  No members of the board of directors are independent directors.  Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our Chief Executive Officer and Director owns a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions .

Our Chief Executive Officer and Director Mark Poretsky owns all of our outstanding voting securities. As a result, currently, and after the offering, he will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There may not be funds available for net income because our Chief Executive Officer and Director maintains significant control and can determine his own salary and perquisites.

Our Chief Executive Officer and Director Mark Poretsky owns all of our outstanding voting securities. As a result, there may not be funds available for net income because he maintains significant control and can determine his own salary and perquisites.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We may offer to sell our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to rely upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of the Company.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others. The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of the Company from doing so if it cannot obtain the approval of our board of directors.

There is no current established trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained.  While we intend to seek a quotation on the OTC Bulletin Board, there can be no assurance that any such trading market will develop, and purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Opt-in right for emerging growth company

We have elected to use the extended transition period for complying with new or revised accounting standards under Section

ITEM 2. DESCRIPTION OF PROPERTY

Our current corporate offices are located at 310 Olive St. Long Beach, NY 11561. Our telephone number is (516) 247-1917. These offices, which are within our Chief Executive Officer and Director’s home, are provided free of charge by Mark Poretsky, an officer and director.. Mr. Poretsky has indicated to us that he does not intend to charge the Issuer rent for use of such space at anytime in the future

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fiscal years covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL

BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the period ended December 31, 2014. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

Year Ended December 31, 2014
	High	Low

Quarter 2	N/A	N/A
Quarter 3	N/A	N/A
Quarter 4	N/A	N/A

RECORD HOLDERS

There is only one class of common stock. As of December 31, 2014, there was one shareholder of record for the Company's common stock and a total of 5,000,000 shares of common stock issued and outstanding.

The holders of common stock are entitled to one vote per share of common stock on all matters to be vote on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

DIVIDENDS

The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of securities without registration since inception. No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

On April 14, 2014, the Company offered and sold 5,000,000 share of common stock to our Chief Executive Officer and Director Mark Poretsky for a purchase price of $0.00006 per share, for aggregate offering proceeds of $500

This issuance is exempt under Section 4(a)(2) of the Securities Act.  Mr. Poretsky has sufficient knowledge and experience in finance and business matters to be a “sophisticated investor”, had full access to the type of information normally provided in a prospectus, and has agreed not to resell or distribute the securities to the public.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Plan of Operation

The Company intends to operate its business primarily through its parent company, as described above, as well as entities that may be formed or acquired in the future.

Results of Operations 2014

Since inception on April 14, 2014 we generated revenues of $10,000 for the period ended December 31, 2014. Operating expenses for the same three month period were $10,176. We incurred $3,500 in professional fees and $6,676 in other operating expenses during this period.  We incurred a net loss of $176 for the period ending December 31, 2014

Liquidity and Capital Resources

We had $6,824 in cash at December 31, 2014, and there were outstanding liabilities of $5,500.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements in Part 1 of this Annual Report on Form 10-K for information related to new accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 8. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to MP Ventures, Inc., a Nevada corporation. Audited, condensed financial statements including a balance sheet for the Company as of the period ended December 31, 2014 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet.

Financial Statements

MP Ventures, Inc.

April 14, 2014(inception) to December 31, 2014 (audited)

MP Ventures, Inc.

MP VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31, 2014

Assets
Current assets
Cash and cash equivalents	$6,824
Accounts receivable	0
Total Current assets	6,824
Total Assets	$6,824
Liabilities and Equity

Current liabilities
Accrued Expenses	$5,500
Total Current Liabilities	5,500

Commitments and Contingencies - Note 6
REALCO INTERNATIONAL, INC. Shareholders' Equity
Common Stock, $0.0001 par value; 75,000,000 shares authorized at
12/31/14, 5,000,000 issued and outstanding 12/31/2014.
Common Stock	500
Contributed capital in excess of par	1,000
Accumulated deficit	(176)
Total Equity(Deficit)	1,324
Total liabilities and equity(Deficit)	$6,824

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

For the period April 14, 2014 (Inception) to December 31, 2014

Revenues	$10,000

Operating Expenses	10,176

Net Income(Loss) from Operations	(176)

Other Income(Expenses)
Interest Expense	0

Net Income(Loss) from Operations
Before Income Taxes	(176)

Tax Expense	0

Net Income(Loss)	$(176)

Basic and Diluted Loss Per Share	(0.000)

Weighted average number
of shares outstanding	5,000,000

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

For the period April 14, 2014 (Inception) to December 31, 2014

Cash flows from operating activities:
Net income (loss)	$(176)

(Increase)decrease in accounts receivable	0
Increase(decrease) in accrued expenses	5,500
Net cash used in operating activities	5,324

Cash flows from investing activities:
None	0
Net cash provided(used) by investing activities	0

Cash flows from financing activities:
Sale of common stock	1,500
Net cash provided(used) by financing activities	1,500

Increase in cash and equivalents	6,824

Cash and cash equivalents at beginning of period	0

Cash and cash equivalents at end of period	$6,824

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - CONTINUED

For the period April 14, 2014 (Inception) to December 31, 2014
(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.
STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIT)
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD ENDED APRIL 14, 2014(INCEPTION), THROUGH DECEMBER 31, 2014
"Audited"

	Common Stock	Common Stock			Accumulated
	Shares	Amount	ACIP		Deficit	Total

Initial Balances April 14, 2014(inception)	0	$0	$0	$	$0	$0
Capital stock issuance	5,000,000	500	1,000		0	1,500
Net Income 4/14/2014 to 12/31/2014	0	0	0.00		(176)	(176)

Balances December 31, 2014	5,000,000	$500	$1,000	$	$(176)	$1,324

"The accompanying notes are an integral part of these financial statements"

 Note 1.     Organization, History and Business

MP Ventures, Inc. (“the Company”) was incorporated in Nevada on April 14, 2014 with a December 31, year end.

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

Organization and Offering Cost

The Company has a policy to expense organization and offering cost as incurred. To date for period April 14, 2014(inception) through December 31, 2014 the Company has incurred $7,789 in organization cost and offering cost.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2014.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

12/31/2014

U.S statutory rate	34%
Less valuation allowance	(34)%
Effective tax rate	0%

The significant components of deferred tax assets and liabilities are as follows:

12/31/2014
Deferred tax assets

Net operating losses	$(176)

Deferred tax liability	-
Net deferred tax assets	26
Less valuation allowance	(26)
Deferred tax asset - net valuation allowance	$-

Note 3.     Income Taxes (Continued)

On an interim basis, the Company has a net operating loss carryover of approximately $176 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2014. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period April 14, 2014(inception) through December 31, 2014, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Related Party Stock Issuances:

The following stock issuances were made to officers of the company as compensation for services:

On April 14, 2014 the Company issued 5,000,000 of its authorized common stock to Mark Poretsky in exchange for $300.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of December 31, 2014 the Company had 5,000,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to MP Ventures, Inc. for the period April 14, 2014(inception) through December 31, 2014:

2014

Net Income (Loss)	$(176)

Weighted-average common shares outstanding basic:

Weighted-average common stock	5,000,000
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	5,000,000

Note 8.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of December 31, 2014 the Company also had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 9.    Subsequent Events

None.

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MP Ventures, Inc.

We have audited the accompanying balance sheets of MP Ventures, Inc. (“the Company”) as of December 31, 2014 and the related statements of operations, stockholder's equity, and cash flows for the period April 14, 2014(inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MP Ventures, Inc. as of December 31, 2014 and the period April 14, 2014(inception) through December 31, 2014, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company has a short operating history and has incurred losses since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 13, 2015

7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Oversight Board

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following sets forth the names and ages of all of our directors and executive officers as of the date of this annual report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

The following persons constitute all of the Company’s Executive Officers and

Directors:

NAME AGE POSITION

Marck Poretsky, 58 President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Poretsky attended Queens College From 1972- 1974. from 1974-1984 he worked for Grand Dell Nursing facility on its kosher supervision staff.

In 1984 Mr. Poretsky received his Real estate license and took a job working as a broker for Leo F Strum Corp from 1984-1994 selling managing residential real estate.

Beginning in 1994, Mr. Poretsky has been self employed as a real estate broker selling and marketing residential real estate in the greater New York City area.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of the Company’s directors and executive officers, and any beneficial owner of more than 10 percent of the Company's common stock, to file reports with the SEC. These include initial reports and reports of changes in the individual’s beneficial ownership of the Company’s common stock. Such persons are also required by SEC regulations to furnish the Company with copies of such reports.

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.  The board of directors has determined that the Company does not have an audit committee financial expert serving on the board.  The Company does not have an audit committee financial expert because it has been unable to attract and compensate an individual with the necessary skills to serve in such role.  The Company intends to identify and appoint a financial expert when possible.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position/Year	Annual Compensation	Long Term Compensation
Mark Poretsky CEO/CFO 2014	$ 0	$ 0

Narrative Disclosure to Summary Compensation Table

Since inception, we have not paid any compensation to our officers.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2014, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Class	Beneficial owner			Amount of	Ownership
Type	Name	Title	Address	Ownership	Percentage

Common Stock	Mark Portesky	Director / Officer	310 Olive St. Long Beach, NY 11561	5,000,000	100%

			Total as Group	5,000,000	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The registrant's board of directors consists of Mark Poretsky.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Mr. Poretsky owns 5,000,000 common shares for which he paid $500.

Advances from related party

Mark Poretsky, our Chief Executive Officer and Director has extended a loan to the Company in the amount of $6,788 to pay for accounting, auditing and legal services related to this offering.. The loan has no maturity date and does not bear interest. Mr. Poretsky will be repaid by revenues from operations if and when we generate enough revenues to pay the obligation. There exists no formal document or promissory note indicating the loan made by Mr. Poretsky.

Related party lease

The registrant leases office space pursuant to an unwritten lease with our Chief Executive Officer and Director Mark Poretsky.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual consolidated financial statements and reviews of our interim consolidated financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Audit Fees 2014 $3,500

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee.  The appointment of John Scrudato CPA was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience.  When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

ITEM 15. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this

Form 10-KSB:

None

EXHIBIT

NO. DESCRIPTION

ARTICLES OF INCORPORATION AND BY-LAWS

3(i) * Articles of Incorporation as amended

3(vi) * Bylaws

CERTIFICATIONS

31.1 Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1 Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Incorporated herein by reference from filings previously made by the

Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 2nd day of April, 2015.

MP Ventures, Inc.

/s/ Mark Poretsky

----------------------------

CEO/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Poretsku	CEO/CFO	April 2, 2015
-------------------------
Mark Poretsky

EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Poretsky, certify that:

1. I have reviewed this annual report on Form 10-K of MP Ventures, Inc Inc for the period April 12, 2014(inception) through December 31, 2014;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures

(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By: /s/ Mark Poretsky

Mark Poretsky

CEO/CFO

Date: April 2, 2015

Exhibit 32.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive Officer of Realco International, Inc. (the "Company") does hereby certify, to the best of such officer's knowledge, that:

1. The Annual Report on Form 10-K of the Company for the year ended December 31, 2014 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 2, 2015

/s/ Mark Poretsky

Mark Poretsky

CEO/CFO