Form 10-Q
period 2015-03-31
MP Ventures Inc
filed 2015-05-15
CIK 1618930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

ITEM 1. FINANCIAL STATEMENTS

MP VENTURES, INC.
BALANCE SHEET

	March 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,824	$6,824
Accounts receivable	0	0
Total Current assets	9,824	6,824
Total Assets	$9,824	$6,824
Liabilities and Equity

Current liabilities
Accrued Expenses	$5,500	$5,500
Total Current Liabilities	5,500	5,500

Commitments and Contingencies - Note 6
REALCO INTERNATIONAL, INC. Shareholders' Equity
Common Stock, $0.0001 par value; 75,000,000 shares authorized,
5,000,000 issued and outstanding 3/31/2015 & 12/31/2014.
Common Stock	500	500
Contributed capital in excess of par	1,000	1,000
Retained Earnings	2,824	(176)
Total Equity(Deficit)	4,324	1,324
Total liabilities and equity(Deficit)	$9,824	$6,824

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2015
(Unaudited)

Revenues	$3,000

Operating Expenses	0

Net Income(Loss) from Operations	3,000

Other Income(Expenses)
Interest Expense	0

Net Income(Loss) from Operations
Before Income Taxes	3,000

Tax Expense	0

Net Income(Loss)	$3,000

Basic and Diluted Loss Per Share	0.001

Weighted average number
of shares outstanding	5,000,000

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2015
(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,000

(Increase)decrease in accounts receivable	0
Increase(decrease) in accrued expenses	0
Net cash used in operating activities	3,000

Cash flows from investing activities:
None	0
Net cash provided(used) by investing activities	0

Cash flows from financing activities:
Sale of common stock	0
Net cash provided(used) by financing activities	0

Increase in cash and equivalents	3,000

Cash and cash equivalents at beginning of period	6,824

Cash and cash equivalents at end of period	$9,824

"The accompanying notes are an integral part of these financial statements"

MP Ventures, Inc.

Notes to Financial Statements

as of March 31, 2015

 Note 1.     Organization, History and Business

MP Ventures, Inc. (“the Company”) was incorporated in Nevada on April 14, 2014 with a December 31st year end.

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

MP Ventures, Inc.

Notes to Financial Statements

as of March 31, 2015

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2015.

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

MP Ventures, Inc.

Notes to Financial Statements

as of March 31, 2015

Note 2.     Summary of Significant Accounting Policies (continued)

Emerging growth Company

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, may elect to comply with certain reduced public company reporting requirements for future filings.

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

3/31/2015

U.S. statutory rate	34%
Less valuation allowance	(34%)
Effective tax rate	0%

The significant components of deferred tax assets and liabilities are as follows:

3/31/2015
Net operating losses	0

Deferred tax liability	0
Net deferred tax assets	0
Less valuation allowance	0
Deferred tax asset - net valuation allowance	$0

MP Ventures, Inc.

Notes to Financial Statements

as of March 31, 2015

Note 3.     Income Taxes (Continued)

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities for the interim period as of March 31, 2015. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period April 14, 2014(inception) through March 31, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

There were no related party transactions for the three months ended March 31, 2015.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of March 31, 2015 the Company had 5,000,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

MP Ventures, Inc.

Notes to Financial Statements

as of March 31, 2015

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to MP Ventures, Inc. for the three months ended March 31, 2015:

3/31/2015

Net Income (Loss)	$3,000

Weighted-average common shares outstanding basic:

Weighted-average common stock	5,000,000
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	5,000,000

Note 8.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited operating history and as of March 31, 2015 the Company also had limited revenues and working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

We are still in our development stage, and in the Quarter 1 of year 2015 we have generated revenues of $3,000. This is offset by our Operating expenses for the same three month period of $0.00 for a profit of $3,000.

Liquidity and Capital Resources

We had $9,824 in cash at March 31, 2015, and there were outstanding liabilities of $5,500. This resulted in a positive Cash Flow of $3,000 for the Quarter. Given the nature of our business, in the first Quarter of 2015, we did not incur any expenses. As our business operations expand, we hope to meet our operating expenses from raising additional funds from our S-1 registration filed earlier this year.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

*previously filed with the Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MP VENTURES, INC. Registrant

Date: May 15, 2015	By:	/s/ Mark Poretsky
	Name: Title:	Mark Poretsky Chief Executive Officer, President and Treasurer

I, Mark Poretsky, certify that:

1.	I have reviewed this Form 10-Q for the quarter ended March 31, 2015 of MP Ventures, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 15, 2015

/s/ Mark Poretsky

Mark Poretsky

Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Poretsky, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Mp Ventures, Inc., Inc. on Form 10-Q for the quarterly period ended March 31, 2015 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Ecology Coatings, Inc.

By:	/s/ Mark Poretsky
Mark Poretsky
Chief Executive Officer, Chief Financial Officer (Authorized Officer) May 15, 2015