Form 10-Q
period 2015-06-30
MP Ventures Inc
filed 2015-08-18
CIK 1618930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Commission file number 333-198720

MP VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

310 Olive St. Long Beach, NY 11561

(Address of principal executive offices, including zip code.)

(516) 247-1917

(Telephone number, including area code)

mpventuresinc@gmail.com

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,263,500 shares as of June 30, 2015.

ITEM 1. FINANCIAL STATEMENTS

MP VENTURES, INC.
BALANCE SHEET

	June 30, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,319	$6,824
Accounts receivable	0	0
Total Current assets	13,319	6,824
Total Assets	$13,319	$6,824
Liabilities and Equity

Current liabilities
Accrued Expenses	$5,500	$5,500
Total Current Liabilities	5,500	5,500

Commitments and Contingencies - Note 6
MP VENTURES, INC. Shareholders' Equity
Common Stock, $0.0001 par value; 75,000,000 shares authorized,
36,263,500 and 35,000,000 issued and outstanding 6/30/15 & 12/31/14
Common Stock	3,626	3,500
Contributed capital in excess of par	15,924	(2,000)
Retained Earnings	(11,731)	(176)
Total Equity(Deficit)	7,819	1,324
Total liabilities and equity(Deficit)	$13,319	$6,824

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015

Revenues	$3,000	$6,000

Operating Expenses	17,555	17,555

Net Income(Loss) from Operations	(14,555)	(11,555)

Other Income(Expenses)
Interest Expense	0	0

Net Income(Loss) from Operations
Before Income Taxes	(14,555)	(11,555)

Tax Expense	0	0

Net Income(Loss)	$(14,555)	$(11,555)

Basic and Diluted Loss Per Share	(0.000)	(0.000)

Weighted average number
of shares outstanding	35,421,167	35,210,583

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.
STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2015

Cash flows from operating activities:
Net income (loss)	$(11,555)

(Increase)decrease in accounts receivable	0
Increase(decrease) in accrued expenses	0
Net cash used in operating activities	(11,555)

Cash flows from investing activities:
None	0
Net cash provided(used) by investing activities	0

Cash flows from financing activities:
Sale of common stock	18,050
Net cash provided(used) by financing activities	18,050

Increase in cash and equivalents	6,495

Cash and cash equivalents at beginning of period	6,824

Cash and cash equivalents at end of period	$13,319

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.
STATEMENT OF CASH FLOWS - CONTINUED

For the Six Months Ended June 30, 2015
(Unaudited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0

"The accompanying notes are an integral part of these financial statements"

MP Ventures, Inc.

Notes to Financial Statements

as of June 30, 2015

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2015.

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

Note 2.     Summary of Significant Accounting Policies (continued)

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

6/30/2015

U.S. statutory rate	34%
Less valuation allowance	(34%)
Effective tax rate	0%

The significant components of deferred tax assets and liabilities are as follows:

6/30/2015
Net operating losses	(11,731)

Deferred tax liability
Net deferred tax assets	3,989
Less valuation allowance	(3,989)
Deferred tax asset - net valuation allowance	$0

Note 3.     Income Taxes (Continued)

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities for the interim period as of June 30, 2015. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period April 14, 2014(inception) through June 30, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

There were no related party transactions for the three months ended June 30, 2015.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of March 31, 2015 the Company had 5,000,000 shares issued and outstanding. On May 8, 2015 180,500 were issued for $18,050. On May 15, 2015 the Company issued a 7 for 1 stock split. All prior periods have been restated to reflect this adjustment. At June 30, 2015 there were 36,263,500 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to MP Ventures, Inc. for the three months ended June 30, 2015:

6/30/2015

Net Income (Loss)	$(11,555)

Weighted-average common shares outstanding basic:

Weighted-average common stock	35,421,167
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	35,421,167

Note 8.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited operating history and as of June 30, 2015 the Company also had limited revenues and working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

We are still in our development stage, and in the Quarter 2 of year 2015 we have generated revenues of $3,000. This is offset by our Operating expenses for the same three month period of $17,555 for a net loss of $14,555.

Liquidity and Capital Resources

We had $13,319 in cash at June 30, 2015, and there were outstanding liabilities of $5,500. This resulted in a positive Cash Flow of $6,495 for the Quarter. Given the nature of our business, in the first Quarter of 2015, we did not incur any expenses. As our business operations expand, we hope to meet our operating expenses from raising additional funds from our S-1 registration filed earlier this year.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-198720, at the SEC website at www.sec.gov :

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

MP VENTURES, INC. Registrant

Date: August 12, 2015	By:	/s/ Mark Poretsky
	Name: Title:	Mark Poretsky Chief Executive Officer, President and Treasurer

I, Mark Poretsky, certify that:

1.	I have reviewed this Form 10-Q for the quarter ended June 30, 2015 of MP Ventures, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

August 12, 2015

/s/ Mark Poretsky

Mark Poretsky

Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Poretsky, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of MP Ventures, Inc., Inc. on Form 10-Q for the quarterly period ended June 30, 2015 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of MP Ventures, Inc.

By:	/s/ Mark Poretsky
Mark Poretsky
Chief Executive Officer, Chief Financial Officer (Authorized Officer) August 12, 2015