Form 10-K/A
period 2014-12-31
MP Ventures Inc
filed 2015-09-11
CIK 1618930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1

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

1

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Explanatory Note to Amendment No. 1

MP Ventures, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No.1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed with the Securities and Exchange Commission (the "SEC") on April 2, 2015 (the “Original Form 10-K”), to add required disclosure provided for by Item 401(f)(1) of Regulation S-X. This disclosure was inadvertently omitted from Item 10 of the Original Form 10-K. Because no financial statements are contained within this Amendment No.1, paragraph 3 of the Section 302 Certifications has been omitted. The Section 302 Certifications are attached to this Amendment No. l as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment No.1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. The filing of this Amendment No. 1 is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

The following persons constitute all of the Company’s Executive Officers and

Directors:

Mark Poretsky, 58 President, Chief Executive Officer, Chief Financial Officer and Director

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

On January 7, 2013, Mr. Poretsky filed a petition for relief under Chapter 7 of the United Statements Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. That case was closed and an order of discharge was entered as to Mr. Poretsky on April 17, 2013.

 Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

2

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

CERTIFICATIONS

31.1 Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1 Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Incorporated herein by reference from filings previously made by the

Company

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 8th day of September, 2015.

MP Ventures, Inc.

/s/ Mark Poretsky

----------------------------

CEO/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Poretsky	CEO/CFO	September 8, 2015
-------------------------
Mark Poretsky

4

EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Poretsky, certify that:

1. I have reviewed this annual report on Form 10-K of MP Ventures, Inc. for the period April 12, 2014(inception) through December 31, 2014;

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

Date: September 8, 2015

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

Dated: September 8, 2015

/s/ Mark Poretsky

Mark Poretsky

CEO/CFO