Form 10-Q
period 2015-09-30
MP Ventures Inc
filed 2015-11-23
CIK 1618930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Commission file number 333-198720

MP VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

VCorp Services, LLC, 1645 Village Center Circle, Suite 170, Las Vegas, NV 89134

(Address of principal executive offices, including zip code.)

(888) 528-2677

(Telephone number, including area code)

310 Olive St., Long Beach, NY 11561

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,263,500 shares as of November 3, 2015.

Financial Statements

MP Ventures, Inc.

For the Three and Nine Months Ended September 30, 2015 (unaudited)

MP Ventures, Inc.

Contents	Page

Financial Statements:

Balance Sheet at September 30, 2015 (unaudited) and December 31, 2014 (unaudited)	4

Statements of Operations for the three months ended September 30, 2015(unaudited) and 2014(unaudited) and the nine months ended September 30, 2015(unaudited) and the period April 14, 2014(inception to September 30, 2014(unaudited)	5

Statements of Cash Flows for the nine months ended September 30, 2015(unaudited) and the period April 14, 2014(inception to September 30, 2014(unaudited)	6-7

Notes to Financial Statements	8-12

ITEM 1. FINANCIAL STATEMENTS

MP VENTURES, INC.

BALANCE SHEET

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$8,769	$6,824
Accounts receivable	0	0
Total Current assets	8,769	6,824
Total Assets	$8,769	$6,824
Liabilities and Equity

Current liabilities
Accrued Expenses	$2,000	$5,500
Total Current Liabilities	2,000	5,500

Commitments and Contingencies - Note 6
MP VENTURES, INC. Shareholders' Equity
Common Stock, $0.0001 par value; 75,000,000 shares authorized, 36,263,500 and 35,000,000 issued and outstanding 9/30/15 & 12/31/14
Common Stock	3,626	3,500
Contributed capital in excess of par	15,924	(2,000)
Retained Earnings	(12,781)	(176)
Total Equity(Deficit)	6,769	1,324
Total liabilities and equity(Deficit)	$8,769	$6,824

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the period 4/14/2014(Inception to 9/30/2014

Revenues	$0	$6,000	$3,000	$8,000

Operating Expenses	1,050	362	15,605	8,188

Net Income(Loss) from Operations	(1,050)	5,638	(12,605)	(188)

Other Income(Expenses)
Interest Expense	0	0	0	0

Net Income(Loss) from Operations Before Income Taxes	(1,050)	5,638	(12,605)	(188)

Tax Expense	0	0	0	0

Net Income(Loss)	$(1,050)	$5,638	$(12,605)	$(188)

Basic and Diluted Loss Per Share	(0.000)	0.000	(0.000)	(0.000)

Weighted average number of shares outstanding	36,253,500	35,000,000	36,561,556	35,210,583

"The accompanying notes are an integral part of these financial statements"

MP VENTURES, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2015	For the period 4/14/2014(Inception to 9/30/2014

Cash flows from operating activities:
Net income (loss)	$(12,605)	$(188)

(Increase)decrease in accounts receivable	0	0
Increase(decrease) in accrued expenses	(3,500)	7,038
Net cash used in operating activities	(16,105)	6,850

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Sale of common stock	18,050	1,500
Net cash provided(used) by financing activities	18,050	1,500

Increase in cash and equivalents	1,945	8,350

Cash and cash equivalents at beginning of period	6,824	0

Cash and cash equivalents at end of period	$8,769	$8,350

"The accompanying notes are an integral part of these financial statements"

6

MP VENTURES, INC.

STATEMENT OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30, 2015	For the period 4/14/2014(Inception to 9/30/2014
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

"The accompanying notes are an integral part of these financial statements"

MP Ventures, Inc.

Notes to Financial Statements

as of September 30, 2015

Note 1.     Organization, History and Business

MP Ventures, Inc. (“the Company”) was incorporated in Nevada on April 14, 2014 with a December 31, year end.

The Company was established for the purpose of property management and consulting services. See Note 9, Subsequent Events.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2015.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	9/30/2015	9/30/2014

U.S. statutory rate	34%	34%
Less valuation allowance	(34)%	(34)%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	9/30/2015	9/30/2014
Net operating losses	(12,781)	(176)
Deferred tax liability
Net deferred tax assets	4,346	60
Less valuation allowance	(4,346)	(60)
Deferred tax asset - net valuation allowance	$0	$0

Note 3.     Income Taxes (Continued)

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities for the interim period as of September 30, 2015. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period April 14, 2014(inception) through December 31, 2014, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.     Related Party Transactions

There were no related party transactions for the three months ended September 30, 2015.

Note 5.     Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of December 31, 2014 the Company had 35,000,000 shares issued and outstanding. On May 8, 2015 1,263,500 were issued for $18,050. On May 15, 2015 the Company issued a 7 for 1 stock split. All prior periods have been restated to reflect this adjustment. At September 30, 2015 there were 36,263,500 shares issued and outstanding.

Note 6.     Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to MP Ventures, Inc. for the nine months ended September 30, 2015:

	9/30/2015	9/30/2014

Net Income (Loss)	$(12,605)	$(188)

Weighted-average common shares outstanding basic:

Weighted-average common stock	35,561,556	35,210,583
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares outstanding- Diluted	35,561,556	35,210,583

Note 8.     Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited operating history and as of September 30, 2015 the Company also had limited revenues and working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development of an alternative business plan and its efforts to raise capital. Management also believes the Company will need to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 9.     Subsequent Events

Subsequent to September 30, 2015, the Board of Directors of the Company concluded that it does not believe that the Company can be successful in executing its business plan, and the Company has decided to discontinue its property management and consulting services line of business.

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with another entity whose business presents an opportunity to enhance shareholder value (a “Transaction”). The Company is currently engaged in discussions regarding a potential Transaction that would result in a new strategic direction. However, other than as discussed immediately below, no definitive agreements have been negotiated or signed, and there can be no assurances that these discussions will be successful or that they will lead to the consummation of any such transaction.

To facilitate a possible Transaction, the Company has have entered into an agreement with Mark Poretsky, its principal executive officer, sole director and majority stockholder, pursuant to which Mr. Poretsky has agreed and irrevocably committed to enter into a split-off agreement pursuant to which, upon consummation of a Transaction, Mr. Poretsky will take ownership of a to-be-formed split-off subsidiary of the Company to which all of the pre-Transaction assets and liabilities of the Company will have been transferred in exchange for the surrender of all of the shares of Company common stock then owned by Mr. Poretsky. Additionally, Mr. Poretsky has agreed and irrevocably committed to enter into a general release agreement with the Company relating to the Split-Off effective as of the closing of a Transaction.

Effective November 23, 2015, Anthony Kenneth Dietsch was appointed by the Board of Directors of the Company to serve as Chief Executive Officer, President, Treasurer, Secretary and Director of the Company.

Mr. Dietsch, 31, is the sole proprietor of Bruno Built Remodeling, a construction management and remodeling company where he manages all aspects of construction projects including bidding, ordering materials, customer service, permit processes and sub-contractor procedure. Since 2012, Mr. Dietsch has also served as the regional coordinator for QE Productions in Los Angeles, California, where he is responsible for securing various permits for outdoor productions including circuses, carnivals and auto tent sales. From 2010 to 2011, Mr. Dietsch was an extrusion line operator for Ticona Celstran/Celanese Inc. and from 2008 to 2010, Mr. Diestch was the retail store manager of O’Reilly Auto Parts where he was responsible for hiring and training employees, merchandising products, managing store safety standards and monitoring accounts payable and accounts receivable activities. Mr. Dietsch attended Winona State University and is certified by the National Institute for Automotive Service Excellence.

There were no other subsequent events since the balance sheet date through the filing of this report.

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

General Overview

We were organized in the State of Nevada on April 14, 2014, for the purpose of property management and consulting services. Subsequent to September 30, 2015, our Board of Directors concluded that it does not believe that we can be successful in executing our business plan and we have decided to discontinue our property management and consulting services line of business.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with another entity whose business presents an opportunity to enhance shareholder value (a “Transaction”). We are currently engaged in discussions regarding a potential Transaction that would result in a new strategic direction. However, other than as discussed immediately below, no definitive agreements have been negotiated or signed, and there can be no assurances that these discussions will be successful or that they will lead to the consummation of any such transaction.

To facilitate a possible Transaction, we have entered into an agreement with Mark Poretsky, our principal executive officer, sole director and majority stockholder, pursuant to which Mr. Poretsky has agreed and irrevocably committed to enter into a split-off agreement pursuant to which, upon consummation of a Transaction, Mr. Poretsky will take ownership of our to-be-formed split-off subsidiary to which all of the pre-Transaction assets and liabilities of the Company will have been transferred in exchange for the surrender of all of the shares of our common stock then owned by Mr. Poretsky. Additionally, Mr. Poretsky has agreed and irrevocably committed to enter into a general release agreement with us relating to the Split-Off effective as of the closing of a Transaction.

Results of Operations

We are still in our development stage, and in the Quarter 3 of year 2015 we did not generate any revenues. For the same three month period there were operating expenses of $1,050 for a net loss of $1,050. This is compared to $6,000 in revenues and $362 in operating expenses for a net income of $5,638 for the same period in 2014.

Liquidity and Capital Resources

We had $8,769 in cash at September 30, 2015, and there were outstanding liabilities of $2,000. This resulted in a positive Cash Flow of $1,945 for the Quarter.

Given our Board’s decision to seek a new business direction for the Company, we cannot at this time estimate what our capital requirements, capital resources, sources of liquidity or material commitments or contingencies may be, or identify any specific trends, events or uncertainties with respect thereto.  We will have to raise additional capital in order to carry out any new business plan, either by issuance of additional equity securities or otherwise, and there can be no assurance that we will be able to raise sufficient capital on a timely basis, on terms acceptable to us or at all.

Our business is subject to all of the risks inherent in the establishment of a new business enterprise, including, but not limited to, those relating to our limited capital resources, our ability to implement a new business plan, competition and general market conditions.

Going Concern

Currently, we have a minimal operating history and have incurred operating losses, and as of September 30, 2015, we had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. Management believes that our capital requirements will depend on many factors including the success of our development of an alternative business plan and our efforts to raise capital. Management also believes we will need to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A. Risk Factors.

Not applicable as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

MP VENTURES, INC.
Registrant

Date: November 23, 2015	By:	/s/ Anthony K. Dietsch
	Name:	Anthony K. Dietsch
	Title:	Chief Executive Officer, President and Treasurer

